Form 10-Q
period 2007-06-30
ML Chesapeake FuturesAccess LLC
filed 2007-08-14
CIK 1399408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-52700

ML CHESAPEAKE FUTURESACCESS LLC

(Exact Name of Registrant as
specified in its charter)

Delaware	30-0408283
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road -  Section 2G

Plainsboro, New Jersey 08536

(Address of principal executive offices)

(Zip Code)

609-282-6091

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐    No  ☐

ML CHESAPEAKE FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF FINANCIAL CONDITION

(unaudited)

June 30, 2007

ASSETS:
Equity in commodity futures trading accounts:
Cash (included restricted cash of $29,440,601)	$127,218,959
Net unrealized profit on open contracts	1,122,360
Deferred initial offering costs	37,500
Subscription receivable	1,913,460
Accrued interest	510,963

TOTAL ASSETS	$130,803,242

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Brokerage commissions payable	$74,151
Management fee payable	119,508
Initial offering costs payable	50,000
Incentive fee payable	221,557
Redemptions payable	510,363
Other	33,158

Total liabilities	1,008,737

MEMBERS’ CAPITAL:
Members’ Capital (119,198,233 Units Outstanding, unlimited units authorized)	129,794,505
Total members’ capital	129,794,505

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$130,803,242

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF OPERATIONS

(unaudited)

For the period April 1, 2007 (Inception date) to June 30, 2007
TRADING PROFIT:

Realized	$309,482
Change in unrealized	1,122,360
Brokerage commissions	(126,027)

Total trading profit	1,305,815

INVESTMENT INCOME:
Interest	612,139

EXPENSES:
Management fee	162,372
Incentive fee	221,557
Other	45,658

Total expenses	429,587

NET INVESTMENT INCOME	182,552

NET INCOME	$1,488,367

NET INCOME PER UNIT:

Weighted average number of Units outstanding
Class D-SM	12,036,203
Class D-TF	107,754,341

Net income per weighted average Unit
Class D-SM	$0.1052
Class D-TF	0.0021

See notes to financial statements.

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the period April 1, 2007 (Inception date) to June 30, 2007

(unaudited)

	Initial Offering	Subscriptions	Redemptions	Members’ Capital June 30, 2007

Class D-SM	12,000,000	54,304	(140,939)	11,913,365
Class D-TF*	—	107,754,341	(469,473)	107,284,868

Total Members’ Units	12,000,000	107,808,645	(610,412)	119,198,233

	Initial Offering	Subscriptions	Redemptions	Net Income	Members’ Capital June 30, 2007

Class D-SM	$12,000,000	$55,960	$(152,919)	$1,261,192	$13,164,233
Class D-TF*	—	116,913,460	(510,363)	227,175	116,630,272

Total Members’ Interest	$12,000,000	$116,969,420	$(663,282)	$1,488,367	$129,794,505

*Class commenced on June 1, 2007

See notes to financial statements.

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Chesapeake FuturesAccess LLC (the “Fund”) as of June 30, 2007, and the results of its operations for the six months ended June 30, 2007.  However, the operating results for the interim period may not be indicative of the results for the full year. The Fund commenced operations on April 1, 2007 and has a fiscal year end of December 31.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the Fund’s Form 10 filed with the Securities and Exchange Commission.

2.              NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with US GAAP, the Fund amortizes over a twelve-month period the initial offering costs for purposes of determining Net Asset Value. Such costs initially were paid by Merrill Lynch Alternative Investments (“MLAI”).  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

At June 30, 2007 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class D-SM	$13,171,232	$13,164,233	11,913,365	$1.1056	$1.1049
Class D-TF*	116,633,274	116,630,272	107,284,868	1.0871	1.0871
	$129,804,506	$129,794,505	119,198,233

*Class commenced on June 1, 2007

3.              MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s Net unrealized profit on such derivative instruments as reflected in the Statement of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

The Sponsor of the Fund, MLAI, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Chesapeake Capital, the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Chesapeake Capital to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Chesapeake Capital .

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit, if any, included in the Statement of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch & Co. Inc. (“Merrill Lynch”) entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statement of Financial Condition.

4.              RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  In May 2007, FASB amended this guidance by issuing FASB Staff Position No. FIN 48-1, Definition of settlement in FASB Interpretation No48.  FIN 48, as amended, prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements.  Adoption of FIN 48, as amended, is required for fiscal years beginning after December 15, 2006.  The Fund has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact to the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Fund is currently evaluating the impact of adopting FAS 157 on its financial statements.

Item 2:             Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON US GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the year is the most valuable to the Members of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 2 to the Financial Statements.

Class D-SM

	Apr.	May.	Jun.
2007	$1.0305	1.0850	1.1056

Class D-TF

	Apr.	May.	Jun.
2007	N/A	$1.0850	1.0871

Performance Summary

April 1, 2007  to June 30, 2007

Chesapeake recorded a positive return for the second quarter primarily due to significant gains in the financial sectors. Strong performance in global stocks led performance for the quarter followed by the interest rate and the currency cross rate sectors.  Overall performance in the commodity sectors was mixed for the quarter with energies and grains generating small gains and the metal sector netting the largest loss.  The following is an overview for each month:

The portfolio posted strong performance in April as seven of its nine sectors were profitable.  All financial sectors recorded gains for the month, led by stocks, while the metal sector was the most profitable among the commodities.

The stock sector contributed significantly to April’s return as many of the major indexes experienced strong rallies for the month.  Collectively, our Non-US index positions led performance with our DAX, Share Price, CAC-40 and Euro Stoxx 50 index positions all posting solid gains.   U.S. stock markets also experienced strong rallies in April, which proved profitable for our Dow, S&P and NASDAQ index positions.  Performance in the currency sectors was driven by our yen related cross rate positions including our Euro-Yen, Aussie-Yen, Canadian dollar-Yen, Sterling-Yen and Franc-Yen positions.  Other notable profitable currency positions for the month were our New Zealand dollar, Swedish Krona, Euro, Yen and British pound positions.  Performance in the interest rate sector was mixed for the month with gains coming primarily from our European positions.

The commodity sectors produced mixed results in April with the metal, energy and soft sectors recording gains and the meat and grain sectors netting losses.  Our nickel position was the most profitable within the metal sector followed by aluminum and gold.  Gains in the energy sector came primarily from our light crude position.   Other positive contributors in April were our cotton, sugar and soybean oil positions while some of the notable losing positions included our cocoa, soymeal, soybean, corn and K.C. wheat positions.

The portfolio added to its yearly gain with strong performance in May.  The financial sectors contributed significantly to May’s return led by the stock and interest rate sectors.  The grain sector also boosted performance while other commodity sectors had minimal impact on May’s return.

Global equities led performance in the portfolio for the second straight month. The stock sector had a significant impact on May’s return as all index positions recorded gains for the month.  The largest gains came from our S&P Canada-60, IBEX-35 Stock Index (Spain) and DAX Index positions.  The interest rate sector also recorded strong profits in May with our European positions collectively having the biggest impact.  The currency sectors had little effect on May’s performance although a number of positions including our Brazilian real and Canadian dollar-yen positions posted solid gains.

Overall, the commodity sectors made a positive contribution in May.  The grain and energy sectors were profitable for the month, while the meat, softs and metals sectors suffered losses.  Despite sharp price declines near month-end in many of the agricultural markets, higher prices for the month in the grain sector resulted in profits for our soybean, soymeal, soybean oil, and corn positions.  Our cocoa and Light crude positions also benefited from favorable price movement.

Losses for the month came primarily from the metals sectors as metal prices weakened in May amid concerns of a potential slowdown in Chinese demand due to recent government actions.  Other losses in May came from our cattle, coffee and cotton positions.

The favorable trading environment that the portfolio experienced over the first two months of the second quarter continued into June.  For the month, six of nine sectors were profitable.

Overall, the financial markets accounted for the majority of profits in June.  The currency sectors collectively recorded the largest gain for the month led by our Yen and Australian dollar related positions.   The interest rate sector also had a positive impact on the period’s return with European positions collectively posting the largest gains.  Additional profits came from our Australian interest rate positions while our U.S. and Canadian positions added marginally to profits for the month.  The stock sector had mixed performance for the period and our Far East Index positions netted a gain by month end.  Our European and U.S. Index positions collectively recorded losses.

Performance in the commodity sectors was mixed for the month.  The softs, meats and grain sectors posted small gains in June while the metals and energy sectors incurred losses.  The metal sector posted the largest loss as falling prices adversely affected our nickel, zinc, aluminum, silver and gold positions.

Item 3:  Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor form civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by Chesapeake is quantified below in terms of Value at Risk.  Due to the Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period.  For the three months ended June 30, 2007, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $41,774,098.

	June 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$211,318	0.51%	$560,788	$32,895
Energy	16,743	0.04%	33,382	2,880
Interest Rates	8,937,074	21.39%	22,462,646	2,055,678
Metals	200,589	0.48%	494,759	51,938
Stock Futures	258,917	0.62%	637,727	61,527
Stock Indices	459,699	1.10%	1,169,033	99,185
Currencies	501,618	1.20%	1,224,309	128,903

TOTAL	$10,585,958	25.34%	$26,582,643	$2,433,006

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Chesapeake FuturesAccess LLC (the “Fund”), with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

On July 31, 2007, the CFTC issued an order against MLAI and an advisory affiliate, to which MLAI and the affiliate consented, containing findings, which MLAI and the affiliate neither admitted nor denied, that MLAI and the affiliate filed with the NFA a number of annual reports for commodity pools for which they acted as commodity pool operators after the deadline established by the CFTC’s regulations, in violation of CFTC Regulation 4.22(c). MLAI and the affiliate were ordered to cease and desist from violating Regulation 4.22(c) and to pay a civil penalty in the amount of $500,000.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS D-SM

	Subscription
	Amount	Units	NAV(1)
Apr-07	$12,000,000	12,000,000	$1.0000
May-07	55,960	54,304	1.0305
Jun-07	—	—	1.0850
Jul-07	1,094,676	990,119	1.1056

CLASS D-TF

	Subscription
	Amount	Units	NAV(1)
Apr-07	$—	—	n/a
May-07	—	—	n/a
Jun-07	116,913,460	107,754,341	1.0850
Jul-07	—	—	1.0871

CLASS I*

Subscription
	Amount	Units	NAV(1)

Apr-07	$—	—	n/a
May-07	—	—	n/a
Jun-07	—	—	n/a
Jul-07	10,000	10,000	1.0000

* Commencement of operations on July 1, 2007.

(b)  None.

(c)   None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and 31.02             Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:               Are filed herewith.

32.01 and 32.02             Section 1350 Certifications

Exhibit 32.01 and 32.02                Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML CHESAPEAKE FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)