Form 10-Q
period 2007-09-30
ML Chesapeake FuturesAccess LLC
filed 2007-11-14
CIK 1399408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-52384

ML CHESAPEAKE FUTURESACCESS LLC

(Exact Name of Registrant as

specified in its charter)

Delaware	30-040823
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

Hopewell Building No. 2

1200 Merrill Lynch Drive - First Floor

Pennington, New Jersey 08534

(Address of principal executive offices)

(Zip Code)

609-274-5838

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ☐   No ☐

ML CHESAPEAKE FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF FINANCIAL CONDITION

(unaudited)

September 30, 2007

ASSETS:
Equity in commodity futures trading accounts:
Cash (included restricted cash of $20,174,508)	$111,285,137
Net unrealized profit on open contracts	12,184,531
Cash	26,763
Deferred initial offering costs	24,999
Accrued interest	435,680

TOTAL ASSETS	$123,957,110

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Brokerage commissions payable	$52,041
Management fee payable	115,509
Initial offering costs payable	50,000
Sponsor’s fee payable	219
Redemptions payable	7,700,395
Other	29,764

Total liabilities	7,947,928

MEMBERS’ CAPITAL:
Members’ Interest (124,509,126 Units outstanding, unlimited Units authorized)	116,009,182
Total members’ capital	116,009,182

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$123,957,110

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

		For the period
	For the three	April 2, 2007
	months ended	(commencement
	months ended	of operations)
	September 30, 2007	to September 30, 2007
TRADING PROFIT (LOSS):

Realized	$(30,303,529)	$(29,994,047)
Change in unrealized	11,062,170	12,184,531
Brokerage commissions	(99,317)	(225,345)

Total trading loss	(19,340,676)	(18,034,861)

INVESTMENT INCOME:
Interest	1,435,825	2,047,964

EXPENSES:
Management fee	321,220	483,592
Sponsor’s fee	415	415
Incentive fee	(221,557)	—
Other	58,769	104,427

Total expenses	158,847	588,434

NET INVESTMENT INCOME	1,276,978	1,459,530

NET LOSS	$(18,063,698)	$(16,575,331)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding

Class A*	9,750	9,750
Class C**	73,186	73,186
Class D-SM	13,971,852	12,980,537
Class D-TF***	111,090,716	110,256,623
Class I**	10,000	10,000

Net income (loss) per weighted average Unit

Class A*	$0.1150	$0.1150
Class C**	$(0.0682)	$(0.0682)
Class D-SM	$(0.1381)	$(0.0515)
Class D-TF***	$(0.1452)	$(0.1442)
Class I**	$(0.1503)	$(0.1503)

* Class A commenced on September 1, 2007

** Class C and Class I commenced on July 1, 2007

*** Class D-TF commenced on June 1, 2007

See notes to financial statements.

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the period April 2, 2007 (commencement of operations) to September 30, 2007

(unaudited)

				Members’ Capital
	Initial Offering	Subscriptions	Redemptions	September 30, 2007

Class A*	—	9,750	—	9,750
Class C**	—	111,004	—	111,004
Class D-SM	12,000,000	3,642,226	(723,437)	14,918,789
Class D-TF***	—	117,614,729	(8,155,146)	109,459,583
Class I**	—	10,000	—	10,000

Total Members’ Units	12,000,000	121,387,709	(8,878,583)	124,509,126

				Net Income	Members’ Capital
	Initial Offering	Subscriptions	Redemptions	(Loss)	September 30, 2007

Class A*	$—	$9,750	$—	$1,121	$10,871
Class C**	—	98,971	—	(4,989)	93,982
Class D-SM	12,000,000	3,448,646	(702,564)	(668,970)	14,077,112
Class D-TF***	—	125,380,824	(7,661,114)	(15,900,990)	101,818,720
Class I**	—	10,000	—	(1,503)	8,497

Total Members’ Interest	$12,000,000	$128,948,191	$(8,363,678)	$(16,575,331)	$116,009,182

* Class A commenced on September 1, 2007

** Class C and Class I commenced on July 1, 2007

*** Class D-TF commenced on June 1, 2007

See notes to financial statements.

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Chesapeake FuturesAccess LLC (the “Fund”) as of September 30, 2007, the results of its operations for the three months ended September 30, 2007 and for the period April 2, 2007 (commencement of operations) to September 30, 2007.  However, the operating results for the interim period may not be indicative of the results for the full year. The Fund commenced operations on April 2, 2007 and has a fiscal year end of December 31.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the Fund’s Form 10 filed with the Securities Exchange Commission.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

At September 30, 2007 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Class A*	$10,871	$10,871	9,750	$1.1149	$1.1150
Class C**	93,991	93,982	111,004	0.8467	0.8467
Class D-SM	14,077,865	14,077,112	14,918,789	0.9436	0.9436
Class D-TF***	101,837,958	101,818,720	109,459,583	0.9304	0.9302
Class I**	8,497	8,497	10,000	0.8497	0.8497
	$116,029,182	$116,009,182	124,509,126

* Class A commenced on September 1, 2007

** Class C and Class I commenced on July 1, 2007

*** Class D-TF commenced on June 1, 2007

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

The Sponsor of the Fund, MLAI, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Chesapeake Capital, the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Chesapeake Capital to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Chesapeake Capital.

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

4.     RECENT ACCOUNTING PRONOUNCEMENT

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Class A

	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	N/A	N/A	$1.1149

Class C

	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	$0.9131	$0.7601	$0.8467

Class D-SM

	Apr.	May	Jun.	July	Aug.	Sept.
2007	$1.0305	$1.0850	$1.1056	$1.0134	$0.8453	$0.9436

Class D-TF

	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	$1.0871	$0.9975	$0.8327	$0.9304

Class I

	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	$0.9142	$0.7619	$0.8497

Performance Summary

April 1, 2007 to September 30, 2007

April 1, 2007 to June 30, 2007

The Fund recorded a positive return for the second quarter primarily due to significant gains in the financial sectors. Strong performance in global stocks led performance for the quarter followed by the interest rate and the currency cross rate sectors.  Overall performance in the commodity sectors was mixed for the quarter with energies and grains generating small gains and the metal sector netting the largest loss.  The following is an overview for each month:

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

July 1, 2007 to September 30, 2007

The Fund posted overall losses with the agriculture sector posting gains while energy, metals, stock indices, currencies and the interest rate sectors posted losses for the Fund.

The agriculture sector posted profits for the Fund. The agriculture market was soft which attributed to the difficult trading environment resulting in the losses posted for the Fund at the beginning of the quarter through mid-quarter. The grain sector was the most profitable at the end of the quarter as wheat, soybean, soybean oil and soy meal positions all benefited from higher prices.

The energy sector posted losses to the Fund from the beginning of the quarter through the middle of the quarter. Market strength boosted performance in the energy sector at quarter’s end with London gas, oil and light crude oil positions posting gains for the Fund.

The metals sector posted losses for the Fund. Performance in the metals sector was virtually flat at the beginning of the quarter posting losses for the Fund which continued through mid-quarter. However, the quarter ended with profits being posted to the Fund as the market environment began to improve.

The stock indices sector posted losses to the Fund. The stock index positions experienced significant volatility at the beginning of the quarter resulting in profit givebacks. The largest losses came collectively from the European and U.S. positions. Other notable losses came from the Share Price Index and Nikkei positions. The market volatility continued through mid-quarter as losses were posted to the Fund. The period between the 9th and 16th of August saw a significant increase in volatility with trend reversals in the majority of markets. Performance from the stock sector at the quarter’s end produced gains for the Fund due to the H-shares and Hang Seng index positions.

The currency sector posted losses to the Fund. The fallout from the stock reversal also had a negative effect on the currency positions at the beginning of the quarter posting losses for the Fund. August 16th was one of the worst days that the Fund had experienced with severe moves against almost every position with the financial markets incurring the losses for the Fund. The currency markets posted gains at the end of the quarter with the Canadian dollar, Norwegian krone and Euro positions producing the largest gains for the Fund.

The interest rate sector posted losses throughout the quarter. The stock reversal also had an impact on the Fund’s interest rate positions posting losses for the Fund at the beginning of the quarter. The largest losses posted for the Fund were collectively coming from the European and U.S. fixed income. Losses continued to be posted mid-quarter due to significant increase in volatility with trend reversals in the majority of markets represented in the portfolio. Losses continued to be posted for the Fund through the end of the quarter.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Introduction

The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades.

The Fund, under the direction of Chesapeake Capital, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements.

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by Chesapeake Capital is quantified below in terms of Value at Risk.  Due to the Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period.  For the period April 2, 2007 (commencement of operations) to September 30, 2007, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $72,196,458.

	September 30, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$418,897	0.58%	$838,236	$32,895
Energy	188,474	0.26%	622,524	2,880
Interest Rates	12,046,270	16.69%	22,724,149	2,055,678
Metals	214,911	0.30%	494,759	51,938
Stock Futures	328,120	0.45%	637,727	61,527
Stock Indices	540,182	0.75%	1,169,033	99,185
Currencies	643,482	0.89%	1,228,336	67,021

TOTAL	$14,380,336	19.92%	$27,714,764	$2,371,124

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund.  The magnitude of the Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund to incur severe losses over a short period of time.   The foregoing Value at Risk table — as well as the past performance of the Fund — gives no indication of this “risk of ruin.”

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

CLASS A
Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	—	—	n/a
Jul-07	—	—	n/a
Aug-07	—	—	n/a
Sep-07	$9,750	9,750	$1.0000
Oct-07	—	—	1.1149

CLASS C
	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	—	—	n/a
Jul-07	$30,441	30,441	$1.0000
Aug-07	43,530	47,673	0.9131
Sep-07	25,000	32,890	0.7601
Oct-07	—	—	0.8467

CLASS D-SM
	Subscription
	Amount	Units	NAV (1)
Apr-07	$12,000,000	12,000,000	$1.0000
May-07	55,960	54,304	1.0305
Jun-07	—	—	1.0850
Jul-07	1,094,676	990,119	1.1056
Aug-07	615,438	607,300	1.0134
Sep-07	1,682,572	1,990,503	0.8453
Oct-07	—	—	0.9436

CLASS D-TF
	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	$116,913,460	107,754,341	$1.0850
Jul-07	—	—	1.0871
Aug-07	1,553,261	1,557,154	0.9975
Sep-07	6,914,103	8,303,234	0.8327
Oct-07	—	—	0.9304

CLASS I
	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	—	—	n/a
Jul-07	$10,000	10,000	$1.0000
Aug-07	—	—	0.9142
Sep-07	—	—	0.7619
Oct-07	—	—	0.8497

* Class A commenced on September 1, 2007

** Class C and Class I commenced on July 1, 2007

*** Class D-TF commenced on June 1, 2007

(1)         Beginning of the month Net Asset Value for all other purposes.

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

and 31.02       Are filed herewith.

32.01 and

32.02               Section 1350 Certifications

Exhibit 32.01

and 32.02       Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML CHESAPEAKE FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)