Form 10-Q
period 2008-03-31
ML Chesapeake FuturesAccess LLC
filed 2008-05-14
CIK 1399408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Hopewell Corporate Campus - Building No. 2

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐   No ☐

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for registrant’s outstanding equity that is readily determinable.

ML CHESAPEAKE FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash (included restricted cash of $16,521,072 for 2008 and $29,440,601 for 2007)	$118,475,922	$113,195,547
Net unrealized profit (loss) on open contracts	(520,647)	5,301,489
Cash	41,987	82,836
Deferred initial offering costs	—	12,500
Accrued interest	271,017	391,180

TOTAL ASSETS	$118,268,279	$118,983,552

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Brokerage commissions payable	$38,318	$41,616
Management fee payable	119,617	114,949
Incentive fee payable	1,278,942
Initial offering costs payable	50,000	50,000
Sponsor fee payable	286	300
Redemptions payable	—	7,298,096
Other	14,240	21,218

Total liabilities	1,501,403	7,526,179

MEMBERS’ CAPITAL:
Members’ Capital (102,435,232 and 108,911,153 Units Outstanding)	116,766,876	111,457,373
Total members’ capital	116,766,876	111,457,373

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$118,268,279	$118,983,552

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF OPERATIONS

(unaudited)

For the three
months ended
March 31, 2008
TRADING PROFIT:

Realized	$20,229,829
Change in unrealized	(5,822,136)
Brokerage commissions	(79,671)

Total trading profit	14,328,022

INVESTMENT INCOME:
Interest	890,532

EXPENSES:
Management fee	369,435
Incentive fee	1,505,247
Sponsor fee	989
Other	47,194

Total expenses	1,922,865

NET INVESTMENT LOSS	(1,032,333)

NET INCOME	$13,295,689

NET INCOME PER UNIT:

Weighted average number of Units outstanding
Class A	29,496
Class C	123,663
Class D-SM	20,431,036
Class D-TF	86,575,296
Class I	17,032

Net income per weighted average Unit
Class A	$0.1278
Class C	$0.1322
Class D-SM	$0.1051
Class D-TF	$0.1285
Class I	$0.1064

See notes to financial statements.

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2008

(unaudited)

	Members’ Capital			Members’ Capital
	December 31, 2007	Subscriptions	Redemptions	March 31, 2008

Class A	29,496	—	—	29,496
Class C	111,004	23,866	(33,622)	101,248
Class D-SM	18,218,323	3,500,356	—	21,718,679
Class D-TF	90,542,330	—	(9,977,069)	80,565,261
Class I	10,000	10,548	—	20,548

Total Members’ Units	108,911,153	3,534,770	(10,010,691)	102,435,232

	Members’ Capital				Members’ Capital
	December 31, 2007	Subscriptions	Redemptions	Net Income	March 31, 2008

Class A	35,885	—	—	3,770	39,655
Class C	102,301	22,000	(36,907)	16,343	103,737
Class D-SM	18,829,228	3,886,789	—	2,148,302	24,864,319
Class D-TF	92,480,677	—	(11,868,072)	11,125,461	91,738,066
Class I	9,282	10,004	—	1,813	21,099

Total Members’ Interest	$111,457,373	$3,918,793	$(11,904,979)	$13,295,689	$116,766,876

See notes to financial statements.

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.                           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Chesapeake FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 2, 2007. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Chesapeake Capital Corporation (“Chesapeake”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the Sponsor (“Sponsor”) and Manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”).  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of March 31, 2008 and the results of its operations for the three months ended March 31, 2008. However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the Fund’s financial statement and notes thereto included in Fund’s Annual Report on Form 10-K filed with the Securities Exchange Commission.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates

2.                           NET ASSET VALUE

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the initial offering costs for purposes of determining Net Asset Value. Such costs initially were paid by MLAI.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at March 31, 2008 and December 31, 2007 are as follows:

March 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Class A	$39,661	$39,655	29,496	$1.3446	$1.3444
Class C	103,766	103,738	101,248	1.0249	1.0246
Class D-SM	24,869,025	24,864,319	21,718,679	1.1451	1.1448
Class D-TF	91,773,322	91,738,066	80,565,261	1.1391	1.1387
Class I	21,100	21,098	20,548	1.0269	1.0268
	$116,806,874	$116,766,876	102,435,232

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Class A	$35,888	$35,885	29,496	$1.2167	$1.2166
Class C	102,319	102,301	111,004	0.9218	0.9216
Class D-SM	18,831,754	18,829,228	18,218,323	1.0337	1.0335
Class D-TF	92,508,127	92,480,677	90,542,330	1.0217	1.0214
Class I	9,283	9,282	10,000	0.9283	0.9282
	$111,487,371	$111,457,373	108,911,153

2.               MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s Net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Chesapeake, the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Chesapeake to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Chesapeake.

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

The Fund, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and    reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statement of Financial Condition

3.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Fund adopted FAS 157 as of January 1, 2008. The adoption of FAS 157 did not have a material impact on the Fund’s financial statements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).

FAS 157 established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by FAS 157, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Sponsor’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following table summarizes the valuation of the Fund’s investment by the above FAS 157 fair value hierarchy levels as of March 31, 2008:

	Total	Level I	Level II		Level III
Net unrealized profit (loss) on open contracts	$(520,647)	$(520,647)	$	N/A	$	N/A

In March 2008, FASB released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Currently, the Fund is evaluating the implications of FAS 161 on its financial statements.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the year is the most valuable to the Members of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 2 to the Financial Statements.

Class A

	Jan.	Feb.	Mar.
2008	$1.2427	$1.4514	$1.3446

Class C

	Jan.	Feb.	Mar.
2008	$0.9406	$1.0978	$1.0249

Class D-SM

	Jan.	Feb.	Mar.
2008	$1.0570	$1.2362	$1.1451

Class D-TF

	Jan.	Feb.	Mar.
2008	$1.0457	$1.2239	$1.1391

Class I

	Jan.	Feb.	Mar.
2008	$0.9484	$1.1081	$1.0269

Performance Summary

January 1, 2008 to March 31, 2008

The Fund posted gains for the quarter with the agriculture, currencies, energy, interest rates, and metals sectors posting gains while stock futures sector posted losses for the Fund.

The agriculture sector posted profits to the Fund. At the beginning of the quarter profits were posted to the Fund due to continuing trends in the grain markets resulting in strong performance in the grain sector. Higher prices across this sector benefited corn, soybean, soybean oil, soybean meal and wheat positions. Additional commodity profits came from the softs as higher prices proved to be beneficial for the Fund’s position in London coffee as well as the London and U.S. cocoa positions, with cocoa prices reaching a five-year high during January. The grain sector netted the largest profits posted to the Fund in the middle of the quarter as a result of record prices in the soybean and wheat markets. The soybean oil position produced the largest gain as prices experienced their largest monthly increase in nearly 25 years. The soybean and soybean meal positions also continued to benefit from higher prices with soybeans recording their biggest monthly gain in nearly 3 years. Additional profits were posted to the Fund in the grain complex in the wheat positions as prices surged to record levels and also from the Fund’s corn position as prices climbed more than 10% in the month of February. The food and fiber sector also recorded profits posted to the Fund due to a strong performance in cocoa, coffee, cotton and sugar. After a strong start in 2008 with profitable performance in January and February, the Fund gave up some of those early year gains resulting in losses posted to the Fund at quarters end.  After trading at record levels in February, the grain sector recorded the largest give back as the Fund’s soybean oil, soybean and soybean meal positions suffered as a result of dropping prices. Performance in the food and fiber sector also posted losses to the Fund due to the coffee, cocoa, sugar and cotton positions experienced losses as the result of weakening prices. Quarter ended with losses being posted to the Fund.

The currency sector posted profits to the Fund. The currency sectors recorded mixed performance at the beginning of the quarter resulting in losses for the Fund. The U.S. dollar positions posted gains while the currency cross rate positions collectively posted losses. The currency rate sector provided the largest gains mid-quarter for the Fund. In the currency markets the most profitable positions were the Fund’s Euro versus Czech krona, Norwegian krone, Australian dollar, Brazilian real and Russian ruble positions. The currency positions continued its profitability for the Fund as the quarter ended. The Fund’s Euro, Euro/British pound, Swiss franc, Japanese yen and Russian ruble positions recorded the biggest gains.

The energy sector posted profits for the Fund. Market weakness in the energy markets resulted in losses for the Fund’s energy positions at the beginning of the quarter.  Gains were posted to the Fund mid-quarter due to the Fund’s London gas oil, heating oil and crude oil positions all experienced sold gains. The energy sector continued to post gains to the Fund at quarter’s end.

The interest rate sector posted profits for the Fund. Led by the Fund’s U.S. and European positions, the interest rate sector was profitable at the beginning of the quarter. The Australian and U.S. positions collectively accounted for the majority of the profits being posted to the Fund at mid-quarter. Due to a volatile market performance in the interest rate sector was negative which caused losses to be posted to the Fund at the end of the quarter.

The metals sector also posted profits for the Fund. At the beginning of the year performance in the metals sector was mixed although profits posted to the Fund from the gold and silver positions more than offset the loss from the Fund’s aluminum position. Gold rose to record levels mid-quarter in London and New York while silver prices reached their highest level since October 1980 posting profits to the Fund. The quarter ended with the Fund’s gold, silver and aluminum positions posting losses. Gold prices dropped more than 5% for the month and suffered their biggest weekly drop in 25 years during the third week of

March. Silver prices followed the same pattern and dropped nearly 9% in March after reaching a 28 year high in February. For the quarter, gold prices rose over 10% while silver prices closed the quarter up over 20%.

The stock indices posted losses for the Fund. The stock sector suffered the largest losses among the financial sectors as global equities experienced sharp losses to begin the New Year. Despite the overall volatility in global equities, the stock sector posted a small gain for the Fund mid-quarter. The quarter ended with losses being posted to the Fund due to the volatility in the financial sectors.

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

The Fund, under the direction of the trading advisors, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Fund’s risk exposure in the various market sectors traded by Chesapeake is quantified below in terms of Value at Risk.  Due to the Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin)

Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2008. The Fund’s average month-end Net Asset value for all other purposes was $116,358,546.

	March 31, 2008
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,207,567	1.90%	$2,492,604	$1,791,193
Energy	1,285,553	1.10%	1,868,932	888,405
Interest Rates	6,148,580	5.28%	7,733,752	4,271,602
Metals	671,454	0.58%	1,042,773	297,967
Stock Futures	363,982	0.31%	437,674	325,861
Currencies	2,639,442	2.27%	3,580,503	1,540,459

TOTAL	$13,316,578	11.44%	$17,156,238	$9,115,487

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Chesapeake for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies.

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

Item 4. Controls and Procedures

.

MLAI, the Sponsor of Chesapeake Futures Access LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

None

Item 1A.  Risk Factors

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

Forward Trading

The Fund will trade currencies in the forward markets in addition to in the futures markets.  The forward markets are over-the-counter, non-exchange markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with a Fund, including transactions through which the Fund is attempting to liquidate open positions.

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

The profits and losses derived from trading foreign futures and options will generally be denominated in foreign currencies; consequently, the Fund will be subject to a certain degree of exchange-rate risk in trading such contracts.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.2168
Feb-08	—	—	1.2427
Mar-08	—	—	1.4514
Apr-08	32,192	23,941	1.3446

CLASS C

	Subscription
	Amount	Units	NAV (1)

Jan-08	$22,000	23,866	$0.9218
Feb-08	—	—	0.9406
Mar-08	—	—	1.0978
Apr-08	—	—	1.0249

CLASS I

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$0.9283
Feb-08	10,004	10,548	0.9484
Mar-08	—	—	1.1081
Apr-08	—	—	1.0269

CLASS D-SM

	Subscription
	Amount	Units	NAV (1)

Jan-08	$808,530	782,171	$1.0337
Feb-08	1,663,127	1,573,441	1.0570
Mar-08	1,415,132	1,144,744	1.2362
Apr-08	11,871,999	10,367,653	1.1451

CLASS D-TF

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—		$1.0217
Feb-08	—	—	1.0457
Mar-08	—	—	1.2239
Apr-08	2,947,716	2,587,759	1.1391

(1) Net Asset Value for all other purposes.

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

ML CHESAPEAKE FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 14, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 14, 2008
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)