Form 10-Q
period 2008-06-30
ML Chesapeake FuturesAccess LLC
filed 2008-08-13
CIK 1399408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Two World Financial Center, 7th Floor

New York, New York 10281

(Address of principal executive offices)

(Zip Code)

212-236-1974

(Registrant’s telephone number, including area code)

Hopewell Corporate Campus, Building No. 2

1200 Merrill Lynch Drive-First floor, Pennington, New Jersey 08534

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer.  See the definitions of “accelerated filer “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

ML CHESAPEAKE FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash (included restricted cash of $18,436,739 for 2008 and $15,889,005 for 2007)	$153,540,998	$113,195,547
Net unrealized profit (loss) on open contracts	9,937,970	5,301,489
Cash	123,326	82,836
Deferred initial offering costs	—	12,500
Accrued interest	212,197	391,180
Other	142,804	—

TOTAL ASSETS	$163,957,295	$118,983,552

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Brokerage commissions payable	$39,353	$41,616
Management fee payable	186,319	114,949
Performance fee payable	5,427,965	—
Initial offering costs payable	50,000	50,000
Sponsor fee payable	782	300
Redemptions payable	4,598,328	7,298,096
Other	—	21,218

Total liabilities	10,302,747	7,526,179

MEMBERS’ CAPITAL:
Members’ Capital (119,894,193 and 108,911,153 Units outstanding, unlimited Units authorized)	153,654,548	111,457,373
Total members’ capital	153,654,548	111,457,373

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$163,957,295	$118,983,552

NET ASSET VALUE PER UNIT (NOTE 3)

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the six	For the period April 2, 2007
	months ended	months ended	(commencement of operations)
	June 30, 2008	June 30, 2008	to June 30, 2007
TRADING PROFIT (LOSS):

Realized	$10,982,975	$31,212,804	$309,482
Change in unrealized	10,458,617	4,636,481	1,122,360
Brokerage commissions	(81,632)	(161,303)	(126,027)

Total trading profit (loss)	21,359,960	35,687,982	1,305,815

INVESTMENT INCOME:
Interest	598,018	1,488,550	612,139

EXPENSES:
Management fee	487,016	856,451	162,372
Performance fee	4,161,669	5,666,916	221,557
Sponsor fee	1,540	2,529	—
Other	62,098	109,292	45,658

Total expenses	4,712,323	6,635,188	429,587

NET INVESTMENT INCOME (LOSS)	(4,114,305)	(5,146,638)	182,552

NET INCOME (LOSS)	$17,245,655	$30,541,344	$1,488,367

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	74,399	51,948	—
Class C**	158,625	141,144	—
Class DS***	38,481,671	29,456,353	12,036,203
Class DT****	80,433,849	83,504,573	107,754,341
Class I**	20,548	18,790	—

Net income (loss) per weighted average Unit
Class A*	$0.1743	$0.3223	$—
Class C**	$0.1487	$0.2829	$—
Class DS***	$0.1482	$0.2665	$0.1052
Class DT****	$0.1430	$0.2710	$0.0021
Class I**	$0.1246	$0.2328	$—

*	Class A commenced on September 1, 2007.
**	Class C and Class I commenced on July 1, 2007.
***	Class DS was previously known as Class D-SM.
****	Class DT was previously know as Class D-TF and commenced on June 1, 2007.

See notes to financial statements.

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2008 and the period April 2, 2007 (commencement of operations) to June 30, 2007 (cont.)

(unaudited)

				Members’ Capital	Members’ Capital			Members’ Capital
	Initial Offering	Subscriptions	Redemptions	June 30, 2007	December 31, 2007	Subscriptions	Redemptions	June 30, 2008

Class A*	—	—	—	—	29,496	64,615	(21,433)	72,678
Class C**	—	—	—	—	111,004	169,873	(33,622)	247,255
Class DS***	12,000,000	54,304	(140,939)	11,913,365	18,218,323	26,511,377	—	44,729,700
Class DT****	—	107,754,341	(469,473)	107,284,868	90,542,330	2,587,759	(18,306,077)	74,824,012
Class I**	—	—	—	—	10,000	10,548	—	20,548

Total Members’ Units	12,000,000	107,808,645	(610,412)	119,198,233	108,911,153	29,344,172	(18,361,132)	119,894,193

*	Class A commenced on September 1, 2007.
**	Class C and Class I commenced on July 1, 2007.
***	Class DS was previously known as Class D-SM.
****	Class DT was previously know as Class D-TF and commenced on June 1, 2007.

See notes to financial statements.

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2008 and the period April 2, 2007 (commencement of operations) to June 30, 2007

(unaudited)

					Members’ Capital	Members’ Capital				Members’ Capital
	Initial Offering	Subscriptions	Redemptions	Net Income (Loss)	June 30, 2007	December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	June 30, 2008

Class A*	$—	$—	—	$—	$—	$35,885	$87,539	$(31,922)	$16,741	$108,243
Class C**	—	—	—	—	—	102,301	174,996	(36,907)	39,936	280,326
Class DS***	12,000,000	55,960	(152,919)	1,261,192	13,164,233	18,829,228	30,473,859	—	7,849,897	57,152,984
Class DT****	—	116,913,460	(510,363)	227,175	116,630,272	92,480,677	2,947,716	(21,969,454)	22,630,395	96,089,334
Class I**	—	—	—	—	—	9,282	10,004	—	4,375	23,661

Total Members’ Interest	$12,000,000	$116,969,420	$(663,282)	$1,488,367	$129,794,505	$111,457,373	$33,694,114	$(22,038,283)	$30,541,344	$153,654,548

*	Class A commenced on September 1, 2007.
**	Class C and Class I commenced on July 1, 2007.
***	Class DS was previously known as Class D-SM.
****	Class DT was previously know as Class D-TF and commenced on June 1, 2007.

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and for the period April 2, 2007 (commencement of operations) to June 30, 2007. However, the operating results for the interim period may not be indicative of the results for the full year.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates

2.             FAIR VALUE OF INVESTMENTS

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

The following table summarizes the valuation of the Fund’s investment by the above FAS 157 fair value hierarchy levels as of June 30, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contract	$9,937,970	$9,937,970	N/A	N/A

3.             NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the initial offering costs for purposes of determining Net Asset Value. For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at June 30, 2008 and December 31, 2007 are as follows:

June 30, 2008

	Net Asset Value			Net Asset Value per Unit
		Financial	Number of	All Other	Financial
	All Other Purposes	Reporting	Units	Purposes	Reporting
Class A	$108,247	$108,243	72,678	$1.4894	$1.4893
Class C	280,349	280,326	247,255	1.1338	1.1338
Class DS	57,156,886	57,152,984	44,729,700	1.2778	1.2777
Class DT	96,122,900	96,089,334	74,824,012	1.2847	1.2842
Class I	23,662	23,661	20,548	1.1515	1.1515
	$153,692,044	$153,654,548	119,894,193

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Units	Purposes	Reporting
Class A	$35,888	$35,885	29,496	$1.2167	$1.2166
Class C	102,319	102,301	111,004	0.9218	0.9216
Class DS	18,831,754	18,829,228	18,218,323	1.0337	1.0335
Class DT	92,508,127	92,480,677	90,542,330	1.0217	1.0214
Class I	9,283	9,282	10,000	0.9283	0.9282
	$111,487,371	$111,457,373	108,911,153

4.             MARKET AND CREDIT RISKS

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Chesapeake, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Chesapeake to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Chesapeake.

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

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and    reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition.

5.             RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Currently, the Fund is evaluating the implications of FAS 161 on its financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. Currently, U.S. GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Fund does not expect the adoption of FAS 162 to have an impact on its financial statements.

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

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	n/a	n/a	n/a	n/a	n/a	n/a
2008	$1.2427	$1.4514	$1.3446	$1.3505	$1.3731	$1.4894

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	n/a	n/a	n/a	n/a	n/a	n/a
2008	$0.9406	$1.0978	$1.0249	$1.0335	$1.0510	$1.1338

Class DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	n/a	n/a	n/a	$1.0305	$1.0850	$1.1056
2008	$1.0570	$1.2362	$1.1451	$1.1530	$1.1755	$1.2778

Class DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	n/a	n/a	n/a	n/a	n/a	$1.0871
2008	$1.0457	$1.2239	$1.1391	$1.1516	$1.1779	$1.2847

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	n/a	n/a	n/a	n/a	n/a	n/a
2008	$0.9484	$1.1081	$1.0269	$1.0367	$1.0580	$1.1515

Performance Summary

January 1, 2008 to June 30, 2008

January 1, 2008 to March 31, 2008

The Fund posted gains for the quarter with the agriculture, currencies, energy, interest rates, and metals sectors posting gains while stock futures sector posted losses for the Fund.

The agriculture sector posted profits to the Fund. At the beginning of the quarter, profits were posted to the Fund due to continuing trends in the grain markets resulting in strong performance in the grain sector. Higher prices across this sector benefited corn, soybean, soybean oil, soybean meal and wheat positions. Additional commodity profits came from the softs as higher prices proved to be beneficial for the Fund’s position in London coffee as well as the London and U.S. cocoa positions, with cocoa prices reaching a five-year high during January. The grain sector netted the largest profits posted to the Fund in the middle of the quarter as a result of record prices in the soybean and wheat markets. The soybean oil position produced the largest gain as prices experienced their largest monthly increase in nearly 25 years. The soybean and soybean meal positions also continued to benefit from higher prices with soybeans recording their biggest monthly gain in nearly 3 years. Additional profits were posted to the Fund in the grain complex in the wheat positions as prices surged to record levels and also from the Fund’s corn position as prices climbed more than 10% in the month of February. The food and fiber sector also recorded profits posted to the Fund due to a strong performance in cocoa, coffee, cotton and sugar. After a strong start in 2008 with profitable performance in January and February, the Fund gave up some of those early year gains resulting in losses posted to the Fund at quarters end.  After trading at record levels in February, the grain sector recorded the largest give back as the Fund’s soybean oil, soybean and soybean meal positions suffered as a result of dropping prices. Performance in the food and fiber sector also posted losses to the Fund due to the coffee, cocoa, sugar and cotton positions experienced losses as the result of weakening prices. Quarter ended with losses being posted to the Fund.

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

April 1, 2008 to June 30, 2008

The Fund posted gains for the quarter with the energy, agriculture, currencies, metals and stock indices sectors posting gains while the interest rate sector posted losses for the Fund.

The energy sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the quarter as higher oil prices continued to benefit from the Fund’s energy positions. Even though crude oil prices dropped almost $4 a barrel over the last two trading days of April after reaching a record level of nearly $120 a barrel in April 28, crude oil prices closed the month nearly 75% higher than a year ago. Profits continued to be posted to the Fund mid-quarter as crude prices climbed to $135 a barrel in New York trading on May 22nd before closing the month slightly above the $127 level. Crude oil prices continued to escalate, crossing the $143 a barrel level in late June trading before closing the month around the $140 level, an increase of nearly $13 a barrel from the end of May.  Brent crude, light crude and natural gas positions recorded the largest gains in the energy sector at the end of the quarter.

The agriculture sector posted profits to the Fund. At the beginning of the quarter, profits were posted to the Fund. In the grain sector, the Fund’s corn position was the most profitable as prices rose for the eighth straight month. Other profits in the grain sector came from soybean oil, soymeal and soybean positions. Over the past twelve months corn and soybean prices have soared over 50%. Grain sectors finished the month of May with relatively flat performance while the softs and meat sectors experienced negative performance. Profits were posted to the Fund at the end of the quarter as prices moved higher in cocoa, coffee and sugar. Cocoa prices strengthened in June as news broke that the quality of the current crop in the Ivory Coast, the world’s biggest grower, had worsened.

The currency sector posted profits to the Fund. The currency sectors recorded mix performance at the beginning of the quarter resulting in losses for the Fund. The largest gains among the Fund’s currency positions were the Brazilian real, Mexican peso, and Australian dollar positions while the largest losses were from the Japanese yen, South African rand and Swiss franc positions. Profits were posted to the Fund mid-quarter due to a rally in the U.S. dollar positions. Profits continued to be posted to the Fund as the quarter ended.

The metals sector also posted profits for the Fund. Losses were posted to the Fund at the beginning of the quarter as gold prices fell for the second straight month and led the losses among the metal positions. Losses continued to be posted through mid-quarter due to a relatively flat performance in metals. The quarter ended with profits posted to the Fund due to the Gold positions recording the largest gain in the metals sector as prices climbed about 4% for the month. Also, copper, aluminum and silver also benefited from higher prices as the quarter ended.

The stock indices posted profits for the Fund. Profits were posted to the Fund at the beginning of the quarter through the mid-quarter despite the overall volatility in global equities. The quarter ended with losses being posted to the Fund as the volatility in the financial markets continued.

The interest rate sector posted losses for the Fund. Losses were posted at the beginning of the quarter with the exception of the Aussie bank bill and Aussie ten year bond positions, all interest rate positions were unprofitable. Losses continued to be posted mid-quarter which came collectively from the Fund’s U.S. positions in the interest rate sector. The quarter ended with profits being posted to the Fund.

Performance Summary

April 2, 2007  to June 30, 2007

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

Overall, the commodity sectors made a positive contribution in May.  The grain and energy sectors were profitable for the month, while the meat, softs and metals sectors suffered losses.  Despite sharp price declines near month-end in many of the agricultural markets, higher prices for the month in the grain s sector resulted in profits for our soybean, soymeal, soybean oil, and corn positions.  Our cocoa and Light crude positions also benefited from favorable price movement.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2008, the Fund’s average month-end Net Asset value for all other purposes was $126,596,653. For the three months ended June 30, 2007, the Fund’s average month-end Net Asset value for all other purposes was $41,774,098.

June 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,522,683	1.20%	$2,492,604	$569,859
Energy	1,138,613	0.90%	1,868,932	888,405
Interest Rates	8,518,679	6.73%	11,890,492	4,271,602
Metals	562,672	0.44%	1,042,773	297,967
Stock Futures	277,480	0.22%	437,674	144,462
Currencies	2,022,157	1.60%	3,580,503	1,193,175

TOTAL	$14,042,284	11.09%	$21,312,978	$7,365,470

June 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$211,318	0.51%	$560,788	$32,895
Energy	16,743	0.04%	33,382	2,880
Interest Rates	8,937,074	21.39%	22,462,646	2,055,678
Metals	200,589	0.48%	494,759	51,938
Stock Futures	258,917	0.62%	637,727	61,527
Stock Indices	459,699	1.10%	1,169,033	99,185
Currencies	501,618	1.20%	1,224,309	128,903

TOTAL	$10,585,958	25.34%	$26,582,643	$2,433,006

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

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Chesapeake FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.2168
Feb-08	—	—	1.2427
Mar-08	—	—	1.4514
Apr-08	32,192	23,941	1.3446
May-08	29,999	22,213	1.3505
Jun-08	25,348	18,461	1.3731
Jul-08	73,124	49,096	1.4894

CLASS C

	Subscription
	Amount	Units	NAV (1)

Jan-08	$22,000	23,866	$0.9218
Feb-08	—	—	0.9406
Mar-08	—	—	1.0978
Apr-08	—	—	1.0249
May-08	26,999	26,124	1.0335
Jun-08	125,997	119,883	1.0510
Jul-08	383,987	338,673	1.1338

CLASS I

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$0.9283
Feb-08	10,004	10,548	0.9484
Mar-08	—	—	1.1081
Apr-08	—	—	1.0269
May-08	—	—	1.0367
Jun-08	—	—	1.0580
Jul-08	23,378	20,302	1.1515

CLASS DS

	Subscription
	Amount	Units	NAV (1)

Jan-08	$808,530	782,171	$1.0337
Feb-08	1,663,127	1,573,441	1.0570
Mar-08	1,415,132	1,144,744	1.2362
Apr-08	11,871,999	10,367,653	1.1451
May-08	7,543,674	6,542,648	1.1530
Jun-08	7,171,397	6,100,720	1.1755
Jul-08	4,035,171	3,157,905	1.2778

CLASS DT

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.0217
Feb-08	—	—	1.0457
Mar-08	—	—	1.2239
Apr-08	2,947,716	2,587,759	1.1391
May-08	—	—	1.1516
Jun-08	—	—	1.1779
Jul-08	—	—	1.2847

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

ML CHESAPEAKE FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 13, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 13, 2008

	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)