Form 10-Q
period 2008-09-30
ML Chesapeake FuturesAccess LLC
filed 2008-11-14
CIK 1399408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

212-236-2063

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

ML CHESAPEAKE FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2008	2007
	(unaudited)	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash (included restricted cash of $10,744,658 for 2008 and $15,889,006 for 2007)	$126,572,869	$113,195,547
Net unrealized profit (loss) on open contracts	(371,034)	5,301,489
Cash	208,448	82,836
Deferred initial offering costs	—	12,500
Accrued interest	166,964	391,180
Other Assets	221,304	—

TOTAL ASSETS	$126,798,551	$118,983,552

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Brokerage commissions payable	$28,345	$41,616
Management fee payable	145,486	114,949
Initial offering costs payable	50,000	50,000
Sponsor fee payable	4,118	300
Redemptions payable	87,139	7,298,096
Other	—	21,218

Total liabilities	315,088	7,526,179

MEMBERS’ CAPITAL:
Members’ Interest (126,028,121 and 108,911,153 Units outstanding, unlimited Units authorized)	126,483,463	111,457,373
Total members’ capital	126,483,463	111,457,373

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$126,798,551	$118,983,552

NET ASSET VALUE PER UNIT (NOTE 3)

See notes to financial statements.

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine month ended	For the period April 2, 2007 (commencement of operations)
	September 30, 2008	September 30, 2007	September 30, 2008	to September 30, 2007
TRADING PROFIT (LOSS):

Realized	$(30,291,304)	$(30,303,529)	$921,500	$(29,994,047)
Change in unrealized	(10,309,004)	11,062,170	(5,672,523)	12,184,531
Brokerage commissions	(63,645)	(99,317)	(224,948)	(225,345)

Total trading profit (loss)	(40,663,953)	(19,340,676)	(4,975,971)	(18,034,861)

INVESTMENT INCOME:
Interest	581,436	1,435,825	2,069,986	2,047,964

EXPENSES:
Management fee	490,603	321,220	1,347,054	483,592
Performance fee	(5,425,130)	(221,557)	241,786	—
Sponsor fee	9,625	415	12,154	415
Other	110,027	58,769	219,319	104,427

Total expenses	(4,814,875)	158,847	1,820,313	588,434

NET INVESTMENT INCOME (LOSS)	5,396,311	1,276,978	249,673	1,459,530

NET INCOME (LOSS)	$(35,267,642)	$(18,063,698)	$(4,726,298)	$(16,575,331)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding:
Class A*	161,946	9,750	88,614	9,750
Class C**	1,538,061	73,186	606,783	73,186
Class DS***	50,092,559	13,971,852	36,335,088	12,980,537
Class DT****	76,361,187	111,090,716	81,123,444	110,256,623
Class I**	47,305	10,000	28,295	10,000

Net income (loss) per weighted average Unit:
Class A*	$(0.3281)	$0.1150	$(0.4107)	$0.1150
Class C**	$(0.2477)	$(0.0682)	$(0.5621)	$(0.0682)
Class DS***	$(0.2789)	$(0.1381)	$(0.1684)	$(0.0515)
Class DT****	$(0.2731)	$(0.1452)	$0.0219	$(0.1442)
Class I**	$(0.2622)	$(0.1503)	$(0.2838)	$(0.1503)

*       Class A commenced on September 1, 2007.

**     Class C and Class I commenced on July 1, 2007.

***   Class DS was previously known as Class D-SM.

**** Class DT was previously know as Class D-TF and commenced on June 1, 2007.

See notes to financial statements.

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2008 and the period April 2, 2007 (commencement of operations) to September 30, 2007 (cont.)

(unaudited)

				Members’ Capital	Members’ Capital			Members’ Capital
	Initial Offering	Subscriptions	Redemptions	September 30, 2007	December 31, 2007	Subscriptions	Redemptions	September 30, 2008

Class A*	—	9,750	—	9,750	29,496	208,355	(43,313)	194,538
Class C**	—	111,004	—	111,004	111,004	2,084,411	(178,441)	2,016,974
Class DS***	12,000,000	3,642,226	(723,437)	14,918,789	18,218,323	38,404,660	(10,855,895)	45,767,088
Class DT****	—	117,614,729	(8,155,146)	109,459,583	90,542,330	5,762,736	(18,306,077)	77,998,989
Class I**	—	10,000	—	10,000	10,000	40,532	—	50,532

Total Members’ Units	12,000,000	121,387,709	(8,878,583)	124,509,126	108,911,153	46,500,694	(29,383,726)	126,028,121

*	Class A commenced on September 1, 2007.
**	Class C and Class I commenced on July 1, 2007.
***	Class DS was previously known as Class D-SM.
****	Class DT was previously know as Class D-TF and commenced on June 1, 2007.

See notes to financial statements.

ML CHESAPEAKE FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2008 and the period April 2, 2007 (commencement of operations) to September 30, 2007

(unaudited)

					Members’ Capital	Members’ Capital				Members’ Capital
	Initial Offering	Subscriptions	Redemptions	Net Income (Loss)	September 30, 2007	December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	September 30, 2008

Class A*	$—	$9,750	—	$1,121	$10,871	$35,885	$283,510	$(59,218)	$(36,390)	$223,787
Class C**	—	98,971	—	(4,989)	93,982	102,301	2,134,944	(164,493)	(341,045)	1,731,707
Class DS***	12,000,000	3,448,646	(702,564)	(668,970)	14,077,112	18,829,228	44,675,263	(11,729,795)	(6,119,305)	45,655,391
Class DT****	—	125,380,824	(7,661,114)	(15,900,990)	101,818,720	92,480,677	6,538,250	(21,969,454)	1,778,473	78,827,946
Class I**	—	10,000	—	(1,503)	8,497	9,282	43,381	—	(8,031)	44,632

Total Members’ Interest	$12,000,000	$128,948,191	$(8,363,678)	$(16,575,331)	$116,009,182	$111,457,373	$53,675,348	$(33,922,960)	$(4,726,298)	$126,483,463

*	Class A commenced on September 1, 2007.
**	Class C and Class I commenced on July 1, 2007.
***	Class DS was previously known as Class D-SM.
****	Class DT was previously know as Class D-TF and commenced on June 1, 2007.

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of September 30, 2008 and the results of its operations for the three and nine months ended September 30, 2008 and for the three months ended September 30, 2007 and for the period April 2, 2007 (commencement of operations) to September 30, 2007. However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the Fund’s financial statement and notes thereto included in Fund’s Annual Report on Form 10-K filed with the Securities Exchange Commission for the year ended December 31, 2007.

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

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

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

The following table summarizes the valuation of the Fund’s investment by the above FAS 157 fair value hierarchy levels as of September 30, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contract	$(371,034)	$(371,034)	N/A	N/A

3.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the initial offering costs for purposes of determining Net Asset Value. For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at September 30, 2008 and December 31, 2007 are as follows:

September 30, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Class A	$223,787	$223,787	194,538	$1.1504	$1.1504
Class C	1,731,707	1,731,707	2,016,974	0.8586	0.8586
Class DS	45,658,323	45,655,391	45,767,088	0.9976	0.9976
Class DT	78,860,010	78,827,946	77,998,989	1.0110	1.0106
Class I	44,634	44,632	50,532	0.8833	0.8833
	$126,518,461	$126,483,463	126,028,121

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting

Class A	$35,888	$35,885	29,496	$1.2167	$1.2166
Class C	102,319	102,301	111,004	0.9218	0.9216
Class DS	18,831,754	18,829,228	18,218,323	1.0337	1.0335
Class DT	92,508,127	92,480,677	90,542,330	1.0217	1.0214
Class I	9,283	9,282	10,000	0.9283	0.9282
	$111,487,371	$111,457,373	108,911,153

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the year is the most valuable to the Members of the Fund. Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 3 to the financial statements.

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$1.1149
2008	$1.2427	$1.4514	$1.3446	$1.3505	$1.3731	$1.4894	$1.3476	$1.2475	$1.1504

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	N/A	N/A	N/A	$0.9131	$0.7601	$0.8467
2008	$0.9406	$1.0978	$1.0249	$1.0335	$1.0510	$1.1338	$1.0130	$0.9318	$0.8586

Class DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	$1.0305	$1.0850	$1.1056	$1.0134	$0.8453	$0.9436
2008	$1.0570	$1.2362	$1.1451	$1.1530	$1.1755	$1.2778	$1.1638	$1.0805	$0.9976

Class DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	N/A	N/A	$1.0871	$0.9975	$0.8327	$0.9304
2008	$1.0457	$1.2239	$1.1391	$1.1516	$1.1779	$1.2847	$1.1754	$1.0941	$1.0110

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	N/A	N/A	N/A	$0.9142	$0.7619	$0.8497
2008	$0.9484	$1.1081	$1.0269	$1.0367	$1.0580	$1.1515	$1.0328	$0.9575	$0.8833

Performance Summary

January 1, 2008 to September 30, 2008

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

The metals sector also posted profits for the Fund. Losses were posted to the Fund at the beginning of the quarter as gold prices fell for the second straight month and led the losses among the metal positions.Losses continued to be posted through mid-quarter due to a relatively flat performance in metals. The quarter ended with profits posted to the Fund due to the Gold positions recording the largest gain in the metals sector as prices climbed about 4% for the month. Also, copper, aluminum and silver also benefited from higher prices as the quarter ended.

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

July 1, 2008 to September 30, 2008

The Fund posted overall losses for the third quarter due to volatility in the markets.

The stock indices posted losses for the Fund throughout the quarter as stocks reacted to the global credit crisis.

Due to a volatile market performance in the interest rate sector which was negative which caused losses to be posted to the Fund throughout the quarter.

The metals sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter through the middle of the quarter. The losses in metals came from precious metals as a stronger dollar sent precious metal prices significantly lower. Gold prices experienced their biggest monthly loss in 25 years, falling nearly $90. Other losses in metals came from copper and aluminum positions. Copper prices fell for the second straight month as rising inventories signaled slowing demand. The quarter ended with losses being posted to the Fund as copper and gold positions continued to fall.

The currency sector posted losses for the Fund. Collectively, the currency positions posted losses for the Fund at the beginning of the quarter. Losses were posted to the Fund in the middle of the quarter as the U.S. dollar advanced against most major currencies on speculation that the economic slowdown which began in the United States would spread to the rest of the world. The U.S. dollar gained nearly 6% versus the Euro and experienced its biggest monthly gain since the European currency began trading in 1999. Losses continued to be posted to the Fund at the end of the quarter due to the Brazilian real and Mexican peso positions.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter as corn contributed to losses as prices plunged from record levels. Grain positions suffered from lower prices in August as global demand eased posting losses to the Fund. The quarter ended with losses being posted to the Fund due to the corn position posting the largest loss in the grains as prices touched an eight month low.

The energy sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter due to natural gas plummeting over 30%. Losses continued to be posted in the middle of the quarter through the end of the quarter as crude oil prices fell to its largest quarterly drop in 17 years.

Performance Summary

April 2, 2007  to September 30, 2007

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

July 1, 2007 to September 30, 2007

The Fund posted overall losses for the Fund with the agriculture sector posting gains while energy, metals, stock indices, currencies and the interest rate sectors posted losses for the Fund.

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

The Fund, under the direction of Chesapeake rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2008, the Fund’s average month-end Net Asset value for all other purposes was $129,203,318. For the period ended April 2, 2007 (commencement of operations) to September 30, 2007, the Fund’s average month-end Net Asset value for all other purposes was $72,196,458.

September 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,158,510	0.90%	$2,492,604	$84,089
Energy	978,556	0.76%	1,868,932	238,279
Interest Rates	8,900,615	6.89%	11,890,492	4,271,602
Metals	500,040	0.39%	1,042,773	37,794
Stock Futures	232,669	0.18%	437,674	41,050
Currencies	1,653,775	1.28%	3,589,501	81,043

TOTAL	$13,424,165	10.40%	$21,321,976	$4,753,857

September 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$418,897	0.58%	$838,236	$32,895
Energy	188,474	0.26%	622,524	2,880
Interest Rates	12,046,270	16.69%	22,724,149	2,055,678
Metals	214,911	0.30%	494,759	51,938
Stock Futures	328,120	0.45%	637,727	61,527
Stock Indices	540,182	0.75%	1,169,033	99,185
Currencies	643,482	0.89%	1,228,336	67,021

TOTAL	$14,380,336	19.92%	$27,714,764	$2,371,124

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

CLASS A

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.2168
Feb-08	—	—	1.2427
Mar-08	—	—	1.4514
Apr-08	32,192	23,941	1.3446
May-08	29,999	22,213	1.3505
Jun-08	25,348	18,461	1.3731
Jul-08	73,124	49,096	1.4894
Aug-08	64,349	47,751	1.3476
Sep-08	58,498	46,893	1.2475
Oct-08	—	—	1.1504

CLASS C

	Subscription
	Amount	Units	NAV (1)

Jan-08	$22,000	23,866	$0.9218
Feb-08	—	—	0.9406
Mar-08	—	—	1.0978
Apr-08	—	—	1.0249
May-08	26,999	26,124	1.0335
Jun-08	125,997	119,883	1.0510
Jul-08	383,987	338,673	1.1338
Aug-08	1,341,966	1,324,744	1.0130
Sep-08	233,995	251,121	0.9318
Oct-08	—	—	0.8586

CLASS I

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$0.9283
Feb-08	10,004	10,548	0.9484
Mar-08	—	—	1.1081
Apr-08	—	—	1.0269
May-08	—	—	1.0367
Jun-08	—	—	1.0580
Jul-08	23,378	20,302	1.1515
Aug-08	9,999	9,682	1.0328
Sep-08	—	—	0.9575
Oct-08	—	—	0.8833

CLASS DS

	Subscription
	Amount	Units	NAV (1)

Jan-08	$808,530	782,171	$1.0337
Feb-08	1,663,127	1,573,441	1.0570
Mar-08	1,415,132	1,144,744	1.2362
Apr-08	11,871,999	10,367,653	1.1451
May-08	7,543,674	6,542,648	1.1530
Jun-08	7,171,397	6,100,720	1.1755
Jul-08	4,035,171	3,157,905	1.2778
Aug-08	10,166,233	8,735,378	1.1638
Sep-08	—	—	1.0805
Oct-08	—	—	0.9976

CLASS DT

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.0217
Feb-08	—	—	1.0457
Mar-08	—	—	1.2239
Apr-08	2,947,716	2,587,759	1.1391
May-08	—	—	1.1516
Jun-08	—	—	1.1779
Jul-08	—	—	1.2847
Aug-08	1,688,517	1,436,547	1.1754
Sep-08	1,902,017	1,738,430	1.0941
Oct-08	—	—	1.0110

(1) Net Asset Value for all other purposes.

(b)         None.

(c)          None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch”) and Bank of America  Corporation (“Bank of America”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, on the terms and conditions set forth therein, a wholly owned subsidiary of Bank of America will merge into Merrill Lynch and Merrill Lynch will continue as the surviving corporation as a wholly owned subsidiary of Bank of America (the “Merger).  The Merger has been approved by the board of directors of each of Merrill Lynch and Bank of America and is scheduled to close in the first quarter of 2009 or earlier, subject to shareholder approval at both companies, customary closing conditions and standard regulatory approvals.

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

ML CHESAPEAKE FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 14, 2008
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)